Form 10-Q
period 2026-02-28
XFLH Capital Corp
filed 2026-04-14
CIK 2088103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-43120

XFLH Capital Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 The Green #6565

Dover, DE, 19901

(Address of principal executive offices)

(551) 358-2652

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.0001 par value, and one right	XFLHU	New York Stock Exchange
Ordinary Shares, $0.0001 par value	XFLH	New York Stock Exchange
Rights to receive one-seventh (1/7th) of one Ordinary Share	XFLHR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of April 08, 2026, assuming all units have been separated, the registrant had 13,888,303 ordinary shares, $0.0001 par value per share, issued and outstanding.

XFLH CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2026

i

Part I. Financial Information

Item 1. Financial Statements

XFLH Capital Corporation

INDEX TO FINANCIAL STATEMENTS

Item 1. Financial Statements	Page
Balance Sheets as of February 28, 2026 (Unaudited) and as of August 31, 2025	F-1
Unaudited Statements of Operations and Comprehensive Income and Loss for the six months ended February 28, 2026	F-2
Statements of Changes in Shareholders’ Equity (Deficit) for the six months ended February 28, 2026 (Unaudited) and for the Period from August 12, 2025 (Inception) Through August 31, 2025	F-3
Statements of Cash Flows for the six months ended February 28, 2026 (Unaudited) for the Period from August 12, 2025 (Inception) Through August 31, 2025	F-4
Notes to Unaudited Financial Statements	F-5

XFLH CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

Currency expressed in United States Dollars (“US$”), except for number of shares

	As of
	February 28,	August 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current Asset
Cash	$593,400	$-
Total Current Asset	$593,400	$-

Non-current Assets
Cash held in Trust Account	$100,112,500	$-
Deferred offering costs	-	100,000
Total Non-current Assets	100,112,500	100,000
Total Assets	$100,705,900	$100,000

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$68,334	$15,000
Promissory Note - Related party	-	93,511
Due to Sponsor	18,796	-
Over-allotment option liability	127,200	-
Total Current Liabilities	$214,330	$108,511
Total Liabilities	$214,330	$108,511

Commitments and Contingencies – (see Note 6)
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 10,000,000 shares subject to possible redemption	100,112,500	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,388,303 and 3,833,333 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of February 28, 2026 and August 31, 2025, respectively(1)(2)	439	383
Additional paid-in capital	524,817	24,617
Accumulated deficit	(146,186)	(33,511)
Total Shareholders’ Equity (Deficit)	$379,070	$(8,511)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$100,705,900	$100,000

(1)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement.

The accompanying notes are an integral part of these financial statements.

XFLH CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended February 28, 2026	For the Six Months Ended February 28, 2026
	(Unaudited)	(Unaudited)
Formation and operating costs	$70,301	$112,675
Loss from Operations	$(70,301)	$(112,675)
Other income
Interest earned on cash held in Trust Account	112,500	112,500
Income (loss) before income taxes	42,199	(175)
Income taxes expense	-	-
Net income (loss)	42,199	(175)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,777,778	888,889
Basic and diluted net income per ordinary shares subject to possible redemption	0.05	0.10

Basic and diluted weighted average shares outstanding, ordinary shares attributable to XFLH Capital Corporation(1)(2)	3,931,994	3,903,960
Basic and diluted loss, ordinary shares attributable to XFLH Capital Corporation	$(0.01)	$(0.02)

(1)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement.

The accompanying notes are an integral part of these financial statements.

XFLH CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of August 12, 2025 (Date of incorporation)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor(1)	3,833,333	383	24,617	-	25,000
Net loss	-	-	-	(33,511)	(33,511)
Balance as of August 31, 2025	3,833,333	$383	$24,617	$(33,511)	$(8,511)
Net loss	-	-	-	(42,374)	(42,374)
Balance as of November 30, 2025 (Unaudited)	3,833,333	$383	$24,617	$(75,885)	$(50,885)
Value allocated to Over-allotment option liability	-	-	(127,200)	-	(127,200)
Sale of private placement shares	154,970	16	1,549,684	-	1,549,700
Issuance of representative shares	400,000	40	3,983,960	-	3,984,000
Allocated value of transaction costs to ordinary shares	-	-	(260,031)	-	(260,031)
Accretion of ordinary share subject to redemption value	-	-	(4,646,213)	-	(4,646,213)
Remeasurement of carrying value to redemption value	-	-	-	(112,500)	(112,500)
Net income	-	-	-	42,199	42,199
Balance as of February 28, 2026 (Unaudited)	4,388,303	439	524,817	(146,186)	379,070

(1)	Excludes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement.

The accompanying notes are an integral part of these financial statements.

XFLH CAPITAL CORPORATION

STATEMENT OF CASH FLOWS UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Six Months Ended February 28, 2026	For the Period from August 12, 2025 (Date of Incorporation) To August 31, 2025
	(Unaudited)	(Audited)
Cash Flows from Operating Activities:
Net loss	$(175)	$(33,511)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	40,545	18,511
Interest earned on cash held in Trust Account	(112,500)	-
Changes in operating assets and liabilities
Accrued expenses	53,334	15,000
Due to Sponsor	18,796	15,000
Net cash provided by operating activities	-	-

Cash Flows from Investing Activity:
Investment of cash in Trust Account	(100,000,000)	-
Net cash used in investing activity	(100,000,000)	-

Cash Flows from Financing Activities:
Repayment of promissory note payable - related party	(278,496)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	99,500,000	-
Proceeds from ordinary shares issued in private placement	1,549,700	-
Payment of offering costs	(177,804)	-
Net cash generated by financing activities	100,593,400	-

Net amount in cash	593,400	-
Cash at Beginning of the period/ (date of incorporation)	-	-
Cash at End of the period	$593,400	$-

Supplemental Disclosure of Non-cash Activities
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$-	$25,000
Deferred offering cost paid by Sponsor	$125,644	$75,000
Representative shares issued and charged to offering costs	$3,984,000	$-
Accretion of ordinary shares subject to redemption value	$(4,646,213)	$-
Offering costs charged to additional paid in capital	$(260,031)	$-
Value allocated to Over-allotment liabilities	$(127,200)	$-

The accompanying notes are an integral part of these financial statements.

XFLH CAPITAL CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1 — ORGANIZATION AND BUSINESS DESCRIPTION

XFLH Capital Corporation (the “Company”) is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on August 12, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of February 28, 2026, the Company had not commenced any operations. All activities through February 28, 2026 are related to the Company’s formation and the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected August 31 as its fiscal year end.

The Company’s sponsor is XFLH Holdings Limited (the “Sponsor”), a British Virgin Islands company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a private placement to the initial shareholder (the “Private Placement,” see Note 4).

On February 13, 2026, the Company consummated its IPO of 10,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value per share, and one right to receive of one-seventh (1/7th) of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Simultaneously with the consummation of the IPO, the Company consummated the private placement (the “Private Placement”) of 154,970 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $1,549,700, which is described in Note 4.

Transaction costs amounted to $4,906,244 consisting of $500,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $3,984,000 of the Representative Shares (discussed in the below), and $422,244 of other offering costs. At the IPO date, cash in the amount of $574,604 was held outside of the Trust Account (as defined below) and is available for the payment for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 400,000 ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled approximately $3,984,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a business combination successfully.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding income taxes payable on the interest earned) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that $10.00 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private placement units, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from the IPO held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 15 months from the closing of the IPO, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 15 months from February 13, 2026, the closing of the IPO, or during any Extension Period, as defined below, to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from February 13, 2026, the closing of the IPO, or during any Extension Period.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

The Company will have 15 months from the closing of the IPO (February 13, 2026) to consummate its initial Business Combination. If the Company is unable to consummate the initial Business Combination within 15 months, it may seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the deadline (the “Extension Period”) by which it must complete the initial Business Combination (the “Combination Period”). There is no limit on the number of extensions that the Company may seek. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from the closing of the IPO or during any Extension Period.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statement - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company for one year from the date of issuance of the financial statement. As of February 28, 2026, the Company had $593,400 of cash and a working capital of $379,070.

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $593,400 and nil as of February 28, 2026 and August 31, 2025, respectively.

Cash Held in Trust Account

As of February 28, 2026 and August 31, 2025, the Company had $100,112,500 and nil, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. Balances in excess of the insured amounts as of February 28, 2026 were approximately $343,400. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred Offering costs represent the incremental costs incurred for the Company’s special purpose acquisition company (“SPAC”), consisting of underwriting, legal expense incurred for preparation of registration statements, financial advisor fees, registration fees and other expenses incurred through the balance sheet date that are directly related to the intended SPAC. These costs are deferred and capitalized in the balance sheet as deferred offering costs which will be later recorded as a reduction of additional paid-in-capital upon the completion of the SPAC. If the SPAC is aborted, the deferred offering costs must be expensed immediately.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of February 28, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$100,000,000
Less:
Proceeds allocated to public rights	(127,200)
Offering costs allocated to ordinary shares subject to possible redemption	(4,646,213)
Plus:
Accretion of ordinary shares subject to redemption value	4,773,413
Remeasurement of carrying value to redemption value	112,500
Ordinary shares subject to possible redemption, February 28, 2026	$100,112,500

Over-allotment Option Liability

The Company accounts for over-allotment as either equity-classified or liability-classified instrument based on an assessment of the over-allotment option’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the over-allotment option is a freestanding financial instrument pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the over-allotment option meets all of the requirements for equity classification under ASC 815, including whether the over-allotment option is indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of over-allotment option issuance and as of each subsequent quarterly period end date while the over-allotment option is outstanding.

For over-allotment option that meets all of the criteria for equity classification, it is recorded as a component of additional paid-in capital at the time of issuance. For over-allotment option that does not meet all the criteria for equity classification, they are required to be recorded as a liability at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the over-allotment option are recognized as a non-cash gain or loss on the statements of operations.

The Company accounted for the over-allotment option (see Note 6) in accordance with the guidance contained in ASC 815-40. The over-allotment is not considered indexed to the Company’s own ordinary shares, and as such, it does not meet the criteria for equity treatment and is recorded as a liability.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended February 28, 2026 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Six Months Ended
	February 28, 2026	February 28, 2026
	(Unaudited)	(Unaudited)
Net income (loss)	$42,199	$(175)
Less: Accretion of redeemable ordinary shares to redemption value	(112,500)	(112,500)
Net loss including accretion of redeemable ordinary shares to redemption value	$(70,301)	$(112,675)

	For the Three Months Ended
	February 28, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(21,889)	$(48,412)
Accretion of redeemable ordinary shares to redemption value	112,500	-
Allocation of net income (loss)	$90,611	$(48,412)
Denominators:
Weighted-average ordinary shares outstanding	1,777,778	3,931,994

Basic and diluted earnings (loss) per share	$0.05	$(0.01)

	For the Six Months Ended
	February 28, 2026
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(20,897)	$(91,778)
Accretion of redeemable ordinary shares to redemption value	112,500	-
Allocation of net income (loss)	91,603	(91,778)

Denominators:
Weighted-average ordinary shares outstanding	888,889	3,903,960

Basic and diluted earnings (loss) per share	$0.10	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Standards

In November 2024, the FASB has released ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The purpose of this update is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling expenses, general and administrative expenses, and research and development expenses). ASU 2024-04 is effective for all public business entities, for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Any entity qualified as public business entity shall apply ASU 2024-04 prospectively to financial statements issued for current period and all comparative periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

In November 2024, the FASB issued No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — INITIAL PUBLIC OFFERING

On February 13, 2026, the Company sold 10,000,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $100,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-seventh (1/7th) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 7 in order to receive shares for all of their Public Rights upon closing of a Business Combination.

Note 4 — PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO and exercise of over-allotment option, the Sponsor purchased an aggregate of 154,970 Private Placement Units at a price of $10.00 per Private Placement Units for an aggregate purchase price of $1,549,700, including cancellation of $278,496 of indebtedness. Each Private Placement Unit was identical to the Public Units sold in the IPO except for certain registration rights and transfer restrictions.

Note 5 — RELATED PARTY TRANSACTIONS

Founder Shares

Pursuant to the Founder Share Subscription Agreement dated August 21, 2025, the Sponsor agreed to purchase 1,725,000 founder shares (the “Founder Shares”) for an aggregate price of $25,000, with a par value $0.0001. Subsequently, in January 2026, the Company entered an amended and restated securities subscription agreement with the Sponsor, pursuant to which the Sponsor received an additional 2,108,333 founder shares for no additional consideration, increasing the total issued and outstanding ordinary shares to 3,833,333. Of these, up to 500,000 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Shares are presented on a retroactive basis.

As of February 28, 2026, there were 3,833,333 ordinary shares issued and outstanding, includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The Founder Shares, except as described below, are identical to the ordinary shares included in the units being sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (a) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and private placement shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial business combination or to redeem 100% of the public shares if the Company has not consummated the Company’s initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete its initial business combination within 15 months from, February 13, 2026, the closing of the Initial Public Offering, or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Company’s initial business combination within the prescribed time frame) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder Shares, private placement shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after the IPO.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims.

Furthermore, the Sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s post-offering amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their shares to the Company in connection with a business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a business combination within 15 months from the closing of the IPO, unless the Company provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve the Company’s proposed initial business combination or a vote to amend the provisions of the Company’s post-offering amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

The Sponsor has also agreed not to transfer, assign or sell any of the Founder Shares until the earlier of (x) six months after the date of the consummation of our initial business combination or (y) the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share surrenders, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (z) we consummate a subsequent liquidation, merger, share exchange or other similar transaction after our initial Business Combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Further, the Sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the initial shares and provided that the transferees agree to the same terms and restrictions as the permitted transferees of the initial shares must agree to, each as described above) until after the completion of its initial business combination.

Due to Sponsor

As of February 13, 2026, the Sponsor has advanced the Company in the amount of $18,796, which is non-trade, unsecured, non-interest bearing and is due on demand. As of August 31, 2025, the Company had not received any advances from the Sponsor.

Promissory Note – related party

On August 29, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note was unsecured, interest-free and due on the earlier of: (i) March 31, 2026 or (ii) the date on which the Company closes the Initial Public Offering.

As of February 28, 2026 and August 31, 2025, the principal amount due and owing under the Promissory Note was nil and $93,511 respectively. In connection with the closing of our IPO, the Sponsor instructed the Company to offset repayment of an amount of $278,496 outstanding under such Promissory Note against a corresponding portion of the purchase price for the Private Placement Units.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. As of February 28, 2026 and August 31, 2025, the Company had no borrowings under the Related Party Loans.

Administrative Support Services

Commencing February 11, 2026, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, in the aggregate for up to 15 months. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three and six months ended February 28, 2026, the Company has accrued $5,714 and $5,714, respectively, for the administrative support services provided by the Sponsor.

As of February 28, 2026 and August 31, 2025, the balance of amount due to the Sponsor related to the administrative supporting service were $5,714 and nil, respectively.

Note 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Units (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement signed on February 11, 2026, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, so that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Maxim Group LLC, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of 0.5% of the gross proceeds of the IPO, or $500,000 (or $575,000 if the over-allotment option is exercised in full). Additionally, the Company issued the underwriter 4% of the gross proceeds of its Initial Public Offering as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per ordinary share, which equaled 400,000 shares (or 460,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of the Company’s Initial Public Offering. In connection with the consummation of the IPO, the Company issued 400,000 Representative Shares to the underwriter.

Representative Shares

On February 28, 2026, the Company issued 400,000 Representative Shares to the underwriter as part of the underwriting compensation. The Representative Shares have deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the IPO except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Note 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Ordinary shares

The Company is authorized to issue 500,000,000 shares of ordinary share with $0.0001 par value. As of February 28, 2026, there were 4,388,303 shares of ordinary share issued or outstanding, excluding 10,000,000 ordinary shares subject to possible redemption. As of August 31, 2025, there were 3,833,333 ordinary shares issued and outstanding. At each of these dates, the issued and outstanding shares included up to 500,000 ordinary shares that are contingently returnable (subject to forfeiture) should the underwriters' over-allotment option not be exercised in full or in part.

Pursuant to the Founder Share Subscription Agreement dated August 21, 2025, the Sponsor agreed to purchase 1,725,000 founder shares (the “Founder Shares”) for an aggregate price of $25,000, with a par value $0.0001. Subsequently, in January 2026, the Company entered an amended and restated the securities subscription agreement with the Sponsor, pursuant to which the Sponsor received an additional 2,108,333 founder shares for no additional consideration, increasing the total issued and outstanding ordinary shares to 3,833,333. Shares are presented on a retroactive basis.

Rights

As of February 28, 2026, there were 10,000,000 public rights and 154,970 private rights include in the Placement Units outstanding.

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-seventh (1/7th) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7th) of a share underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law.

Note 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. The Company does not have an operating income and therefore, it does not have any revenue. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company’s significant expenses were formation and operating costs as detailed below. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	February 28, 2026	August 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents	$593,400	$-
Cash held in Trust Account	$100,112,500	$-

	For the Three Months Ended February 28, 2026	For the Six Months Ended February 28, 2026
	(Unaudited)	(Unaudited)
Operating expenses	$70,301	$112,675
Interest earned on cash held in Trust Account	$112,500	$112,500

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the statements of operations and comprehensive income and loss, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of this report when the financial statements were issued. Other than as described in the financial statements or as set forth below, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

In connection with its Initial Public Offering, the Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On March 30, 2026, the over-allotment option granted to the underwriters expired without exercise. In connection therewith, 500,000 Founder Shares held by the Sponsor were forfeited. The remaining 3,333,333 Founder Shares (including the 170,000 Founder Shares transferred to certain of the Company’s directors and officers by the Sponsor upon the closing of the Company’s Initial Public Offering) are no longer subject to forfeiture.

The holders of the publicly-traded Units became eligible to separately trade the ordinary shares and the Public Rights beginning on March 9, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “XFLH Capital” “our,” “us” or “we” refer to XFLH Capital Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units, and the proceeds of potential sales of our securities in connection with our initial business combination, debt or a combination of cash, stock and debt. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete our initial business combination within the completion window of fifteen (15) months from the consummation of our IPO, unless the Company obtains shareholder approval to extend further its time frame to consummate a business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering and subsequent to our initial public offering and identifying a target company for an initial business combination. Following the initial public offering, we will not generate any operating revenue until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash.

The operating costs incurred in the period from August 12, 2025 (inception) to February 28, 2026 consist primarily of approximately $146,186 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended February 28, 2026, we had a net income of $42,199, which consists of interest earned on cash held in the Trust Account of $112,500, offset by operating costs of $70,301.

For the six months ended February 28, 2026, we had a net loss of $175, which consists of operating costs of $112,675, offset by interest earned on cash held in the Trust Account of $112,500.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. In connection with the closing of our IPO, the approximately $278,496 drawn down under the unsecured promissory note was repaid in full.

On February 13, 2026, we consummated the initial closing of our IPO of 10,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000. In connection with the IPO, the underwriters were granted a 45-day option (the “Over-Allotment Option”) to purchase up to 1,500,000 additional units to cover over-allotments (the “Option Units”), if any. Subsequently, the 45-day period within which the over-allotment option may be exercised expired without being exercised by the underwriters.

Simultaneously with the closing of our IPO, we consummated the sale of 154,970 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $1,549,700. Each Private Placement Unit consists of one ordinary share and one right to receive one-seventh (1/7th) of one ordinary share. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Upon the closing of the IPO and the private placement, a total of $100,000,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, as trustee, and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of Ordinary Shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Ordinary Shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within 15 months after the closing of the Initial Public Offering.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also have ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision, a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We currently believe that we do not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness will have rights that are senior to our equity securities and could contain covenants that restrict our operations.

As of February 28, 2026, the Company had $593,400 in cash and cash equivalents held outside of the Trust Account and working capital of $379,070. For the three months ended February 28, 2026, we had a net income of $42,199, which consists of interest earned on cash held in the Trust Account of $112,500, offset by operating costs of $70,301. For the six months ended February 28, 2026, we had a net loss of $175, which consists of operating costs of $112,675, offset by interest earned on cash held in the Trust Account of $112,500.The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered as off-balance sheet arrangements as of February 28, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to us. We began incurring these fees on February 11, 2026, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

Registration Rights

The holders of the Founder Shares and Private Units (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted Maxim, the representative of the underwriters, a 45-day option from the date of our IPO prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of 0.5% of the gross proceeds of the IPO, or $500,000 (or $575,000 if the over-allotment option is exercised in full). Additionally, the Company issued the underwriter 4% of the gross proceeds of the IPO as underwriting discounts and commissions in the form of the Company’s shares at a price of $10.00 per ordinary share, which equaled 400,000 shares (or 460,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of the IPO. In connection with the consummation of the IPO, the Company issued 400,000 Representative Shares to the underwriter. Subsequently, on March 30, 2026, the over-allotment option granted to the underwriters expired without being exercised.

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of February 28, 2026 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Ordinary Shares Subject to Possible Redemption

All of the 10,000,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Given that the 10,000,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income and loss include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended February 28, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, marketable securities held in trust account, accounts payable and accrued expenses and due to related parties each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

Recent Accounting Standards

Except as described in Note 2 to the Notes to the Unaudited Financial Statements included in this Quarterly Report on Form 10-Q, management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended February 28, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived financially literate and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus filed with the SEC on February 12, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus filed on February 12, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On August 21, 2025, our Sponsor entered into a subscription agreement with us to purchase 1,725,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share (up to 225,000 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Due to the increase in the offering size, we and our Sponsor subsequently amended such securities subscription agreement, pursuant to which we subsequently issued an additional 2,108,333 founder shares such that immediately prior to the closing of our IPO, our Sponsor owned an aggregate of 3,833,333 founder shares for an aggregate purchase price of $25,000, of which up to 500,000 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. Subsequently, on March 30, 2026, the over-allotment option granted to the underwriters expired without exercise and 500,000 founder shares were forfeited by the Sponsor.

The registration statement for our initial public offering was declared effective by the Securities and Exchange Commission on January 30, 2026. We completed our initial public offering on February 13, 2026. In our initial public offering, we sold 10,000,000 units at an offering price of $10.00, generating gross proceeds of $100,000,000. Each Unit consisted of one ordinary share and one right. Each right entitles the holders thereof to receive one-seventh (1/7th) of one ordinary share upon the consummation of the initial business combination.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our Sponsor, XFLH Holdings Limited, the Company completed the private sale of an aggregate of  154,970 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $1,549,700.

Transaction costs amounted to $4,906,244 consisting of $500,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $3,984,000 of the Representative Shares, and $422,244 of other offering costs. At the IPO date, cash in the amount of $593,400 was held outside of the Trust Account and is available for the payment for working capital purposes.

A total of $100,000,000, from the proceeds of the IPO and the Private Placement, was placed in a U.S.-based trust account, established by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the Company’s public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 15 months from the closing of the IPO, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 15 months from the closing of the IPO.

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $100,593,400. As of February 28, 2026, the Company had working capital of $379,070.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended February 28, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Investment Management Trust Agreement among the Company and Continental Stock Transfer & Trust Company, dated as of February 11, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFLH CAPITAL CORPORATION

Date: April 14, 2026		/s/ Yang Yanzhe
	Name:	Yang Yanzhe
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2026		/s/ Tianshi Yang
	Name:	Tianshi Yang
	Title:	Chief Financial Officer (Principal Financial Officer)