Form 10-Q
period 2026-05-31
XFLH Capital Corp
filed 2026-07-13
CIK 2088103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 9, 2026, assuming all units have been separated, the registrant had 13,888,303 ordinary shares, $0.0001 par value per share, issued and outstanding.

XFLH CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2026

i

Part I. Financial Information

Item 1. Financial Statements

XFLH Capital Corporation

INDEX TO FINANCIAL STATEMENTS

Item 1. Financial Statements	Page
Balance Sheets as of May 31, 2026 (Unaudited) and as of August 31, 2025	F-1
Unaudited Statements of Operations and Comprehensive Income for the nine months ended May 31, 2026	F-2
Statements of Changes in Shareholders’ Equity (Deficit) for the nine months ended May 31, 2026 (Unaudited) and for the Period from August 12, 2025 (Inception) Through August 31, 2025	F-3
Statements of Cash Flows for the nine months ended May 31, 2026 (Unaudited) for the Period from August 12, 2025 (Inception) Through August 31, 2025	F-4
Notes to Unaudited Financial Statements	F-5

XFLH CAPITAL CORPORATION

CONDENSED BALANCE SHEETS

Currency expressed in United States Dollars (“US$”), except for number of shares

	As of
	May 31,	August 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current Asset
Cash	$246,742	$-
Prepaid expenses	200,102	-
Total Current Asset	$446,844	$-

Non-current Assets
Cash held in Trust Account	$100,965,813	$-
Deferred offering costs	-	100,000
Total Non-current Assets	100,965,813	100,000
Total Assets	$101,412,657	$100,000

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$24,697	$15,000
Promissory Note - Related party	-	93,511
Due to Sponsor	6,510	-
Total Current Liabilities	$31,207	$108,511
Total Liabilities	$31,207	$108,511

Commitments and Contingencies – (see Note 6)
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 10,000,000 shares subject to possible redemption	100,965,813	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,888,303 and 3,833,333 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of May 31, 2026 and August 31, 2025, respectively(1)(2)	389	383
Additional paid-in capital	652,067	24,617
Accumulated deficit	(236,819)	(33,511)
Total Shareholders’ Equity (Deficit)	$415,637	$(8,511)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$101,412,657	$100,000

(1)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of August 31, 2025. Due to expiration on March 30, 2026, without exercise, of the over-allotment option granted to the underwriter, 500,000 Founder Shares held by the Sponsor were forfeited as of May 31, 2026 (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement.

The accompanying notes are an integral part of these financial statements.

XFLH CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended May 31, 2026	For the Nine Months Ended May 31, 2026
	(Unaudited)	(Unaudited)
Formation and operating costs	$95,564	$203,308
Loss from Operations	$(95,564)	$(203,308)
Other income
Interest earned on cash held in Trust Account	853,313	965,813
Income before income taxes	757,749	762,505
Income taxes expense	-	-
Net income	757,749	762,505

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	10,000,000	3,933,824
Basic and diluted net income per ordinary shares subject to possible redemption	0.08	0.22

Basic and diluted weighted average shares outstanding, ordinary shares attributable to XFLH Capital Corporation(1)(2)	3,888,303	3,551,648
Basic and diluted loss, ordinary shares attributable to XFLH Capital Corporation	$(0.01)	$(0.03)

(1)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Due to expiration on March 30, 2026, without exercise, of the over-allotment option granted to the underwriter, 500,000 Founder Shares held by the Sponsor were forfeited as of May 31, 2026 (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement.

The accompanying notes are an integral part of these financial statements.

XFLH CAPITAL CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of August 12, 2025 (Date of incorporation)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor(1)	3,833,333	383	24,617	-	25,000
Net loss	-	-	-	(33,511)	(33,511)
Balance as of August 31, 2025	3,833,333	$383	$24,617	$(33,511)	$(8,511)
Net loss	-	-	-	(42,374)	(42,374)
Balance as of November 30, 2025 (Unaudited)	3,833,333	$383	$24,617	$(75,885)	$(50,885)
Value allocated to Over-allotment option liability	-	-	(127,200)	-	(127,200)
Sale of private placement shares	154,970	16	1,549,684	-	1,549,700
Issuance of representative shares	400,000	40	3,983,960	-	3,984,000
Allocated value of transaction costs to ordinary shares	-	-	(260,031)	-	(260,031)
Accretion of ordinary share subject to redemption value	-	-	(4,646,213)	-	(4,646,213)
Remeasurement of carrying value to redemption value	-	-	-	(112,500)	(112,500)
Net income	-	-	-	42,199	42,199
Balance as of February 28, 2026 (Unaudited)	4,388,303	439	524,817	(146,186)	379,070
Accretion of ordinary share subject to redemption value	-	-	-	(853,313)	(853,313)
Expiration of Over-allotment option	-	-	127,200	-	127,200
Forfeiture of Founder Shares	(500,000)	(50)	50	-	-
Net income	-	-		757,749	757,749
Balance as of May 31, 2026 (Unaudited)	3,888,303	389	652,067	(236,819)	415,637

(1)	Excludes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. Due to expiration on March 30, 2026, without exercise, of the over-allotment option granted to the underwriter, 500,000 Founder Shares held by the Sponsor were forfeited as of May 31, 2026 (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement.

The accompanying notes are an integral part of these financial statements.

XFLH CAPITAL CORPORATION

STATEMENT OF CASH FLOWS UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Currency expressed in United States Dollars (“US$”), except for number of shares

For the Nine Months Ended May 31, 2026
(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$762,505
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	40,545
Amortization of prepaid expenses	24,898
Interest earned on cash held in Trust Account	(965,813)
Changes in operating assets and liabilities
Prepaid expenses	(225,000)
Accrued expenses	9,697
Due to Sponsor	6,510
Net cash used in operating activities	(346,658)

Cash Flows from Investing Activity:
Investment of cash in Trust Account	(100,000,000)
Net cash used in investing activity	(100,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note payable - related party	(278,496)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	99,500,000
Proceeds from ordinary shares issued in private placement	1,549,700
Payment of offering costs	(177,804)
Net cash generated by financing activities	100,593,400

Net change in cash	246,742
Cash at Beginning of the period/ (date of incorporation)	-
Cash at End of the period	$246,742

Supplemental Disclosure of Non-cash Activities
Initial classification of ordinary shares subject to possible redemption	$(4,646,213)
Deferred offering cost paid by Sponsor	$125,644
Representative shares issued and charged to offering costs	$3,984,000
Accretion of ordinary shares subject to redemption value	$4,773,413
Offering costs charged to additional paid in capital	$(260,031)
Value allocated to Over-allotment liabilities	$(127,200)
Expiration of Over-allotment option	$127,200

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

As of May 31, 2026, the Company had not commenced any operations. All activities through May 31, 2026 are related to the Company’s formation and the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected August 31 as its fiscal year end.

The Company’s sponsor is XFLH Holdings Limited (the “Sponsor”), a British Virgin Islands company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a private placement to the initial shareholder (the “Private Placement,” see Note 4).

On February 13, 2026, the Company consummated its IPO of 10,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value per share, and one right to receive of one-seventh (1/7th) of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. Subsequently, on March 30, 2026, the over-allotment option granted to the underwriters expired without being exercised.

Simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) of 154,970 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $1,549,700, which is described in Note 4.

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

The Company will have 15 months from the closing of the IPO (February 13, 2026) to consummate its initial Business Combination. If the Company is unable to consummate the initial Business Combination within 15 months, it may seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the deadline (“Extension Period”) by which it must complete the initial Business Combination (the “Combination Period”). There is no limit on the number of extensions that the Company may seek. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from the closing of the IPO or during any Extension Period.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statement - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company for one year from the date of issuance of the financial statement. As of May 31, 2026, the Company had $246,742 of cash and a working capital of $415,637.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $246,742 and nil as of May 31, 2026 and August 31, 2025, respectively.

Cash Held in Trust Account

As of May 31, 2026 and August 31, 2025, the Company had $100,965,813 and nil, respectively, in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. There are no balances in excess of the insured amounts as of May 31, 2026. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of May 31, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$100,000,000
Less:
Proceeds allocated to public rights	(127,200)
Offering costs allocated to ordinary shares subject to possible redemption	(4,646,213)
Plus:
Accretion of ordinary shares subject to redemption value	4,773,413
Remeasurement of carrying value to redemption value	965,813
Class A ordinary shares subject to possible redemption, May 31, 2026	$100,965,813

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and nine months ended May 31, 2026 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Nine Months Ended
	May 31, 2026	May 31, 2026
	(Unaudited)	(Unaudited)
Net income	$757,749	$762,505
Less: Accretion of redeemable ordinary shares to redemption value	(853,313)	(965,813)
Net loss including accretion of redeemable ordinary shares to redemption value	$(95,564)	$(203,308)

	For the Three Months Ended
	May 31, 2026
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(68,809)	$(26,755)
Accretion of redeemable ordinary shares to redemption value	853,313	-
Allocation of net income (loss)	$784,504	$(26,755)
Denominators:
Weighted-average ordinary shares outstanding	10,000,000	3,888,303

Basic and diluted earnings (loss) per share	$0.08	$(0.01)

	For the Nine Months Ended
	May 31, 2026
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(106,844)	$(96,464)
Accretion of redeemable ordinary shares to redemption value	965,813	-
Allocation of net income (loss)	858,969	(96,464)

Denominators:
Weighted-average ordinary shares outstanding	3,933,824	3,551,648

Basic and diluted earnings (loss) per share	$0.22	$(0.03)

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

Note 4 — PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO, the Sponsor purchased an aggregate of 154,970 Private Placement Units at a price of $10.00 per Private Placement Units for an aggregate purchase price of $1,549,700, including cancellation of $278,496 of indebtedness. Each Private Placement Unit was identical to the Public Units sold in the IPO except for certain registration rights and transfer restrictions.

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

Due to expiration on March 30, 2026, without exercise, of the over-allotment option granted to the underwriter, 500,000 Founder Shares held by the Sponsor were forfeited as of May 31, 2026. As of May 31, 2026, there were 3,333,333 ordinary shares issued and outstanding.

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

Due to Sponsor

As of May 31, 2026, the Sponsor has advanced the Company in the amount of $6,510, which is non-trade, unsecured, non-interest bearing and is due on demand. As of August 31, 2025, the Company had not received any advances from the Sponsor.

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

As of May 31, 2026 and August 31, 2025, the principal amount due and owing under the Promissory Note was nil and $93,511 respectively. In connection with the closing of our IPO, the Sponsor instructed the Company to offset repayment of an amount of $278,496 outstanding under such Promissory Note against a corresponding portion of the purchase price for the Private Placement Units.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. As of May 31, 2026 and August 31, 2025, the Company had no borrowings under the Related Party Loans.

Administrative Support Services

Commencing February 11, 2026, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, in the aggregate for up to 15 months. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three and nine months ended May 31, 2026, the Company has accrued $30,000 and $35,714, respectively, for the administrative support services provided by the Sponsor.

As of May 31, 2026 and August 31, 2025, the balance of amount due to the Sponsor related to the administrative supporting service were $5,714 and nil, respectively.

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

Representative shares

On May 31, 2026, the Company issued 400,000 Representative shares to the underwriter as part of the underwriting compensation. The representative shares have deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the IPO except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Note 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Ordinary shares

The Company is authorized to issue 500,000,000 shares of ordinary share with $0.0001 par value. As of May 31, 2026, there were 3,888,303 shares of ordinary share issued or outstanding, excluding 10,000,000 ordinary shares subject to possible redemption. As of August 31, 2025, there were 3,833,333 ordinary shares issued and outstanding. At each of these dates, the issued and outstanding shares included up to 500,000 ordinary shares that are contingently returnable (subject to forfeiture) should the underwriters’ over-allotment option not be exercised in full or in part.

Pursuant to the Founder Share Subscription Agreement dated August 21, 2025, the Sponsor agreed to purchase 1,725,000 founder shares (the “Founder Shares”) for an aggregate price of $25,000, with a par value $0.0001. Subsequently, in January 2026, the Company entered an amended and restated the securities subscription agreement with the Sponsor, pursuant to which the Sponsor received an additional 2,108,333 founder shares for no additional consideration, increasing the total issued and outstanding ordinary shares to 3,833,333. Due to expiration on March 30, 2026, without exercise, of the over-allotment option granted to the underwriter, 500,000 Founder Shares held by the Sponsor were forfeited as of May 31, 2026 (see Note 7).Shares are presented on a retroactive basis.

Rights

As of May 31, 2026, there were 10,000,000 public rights and 154,970 private rights include in the Placement Units outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	May 31, 2026	August 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents	$246,742	$-
Cash held in Trust Account	$100,965,813	$-

	For the Three Months Ended May 31, 2026	For the Nine Months Ended May 31, 2026
	(Unaudited)	(Unaudited)
Operating expenses	$95,564	$203,308
Interest earned on cash held in Trust Account	$853,313	$965,813

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

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of this report when the financial statements were issued. Based on the review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

The operating costs incurred in the period from August 12, 2025 (inception) to May 31, 2026 consist primarily of approximately $236,819 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended May 31, 2026, we had a net income of $757,749, which consists of interest earned on cash held in the Trust Account of $853,313, offset by operating costs of $95,564.

For the nine months ended May 31, 2026, we had a net income of $762,505, which consists of interest earned on cash held in the Trust Account of $965,813, which was offset by operating costs of $203,308.

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

We currently believe that we do not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our Sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

As of May 31, 2026, the Company had $246,742 in cash and cash equivalents held outside of the Trust Account and working capital of $415,637. For the three months ended May 31, 2026, we had a net income of $757,749, which consists of interest earned on cash held in the Trust Account of $853,313, offset by operating costs of $95,564. For the nine months ended May 31, 2026, we had a net income of $762,505, which consists of interest earned on cash held in the Trust Account of $965,813, offset by operating costs of $203,308. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered as off-balance sheet arrangements as of May 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of May 31, 2026 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income and loss include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended May 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended May 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of May 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $100,593,400. As of May 31, 2026, the Company had working capital of $415,637.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended May 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XFLH CAPITAL CORPORATION

Date: July 13, 2026		/s/ Yang Yanzhe
	Name:	Yang Yanzhe
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2026		/s/ Tianshi Yang
	Name:	Tianshi Yang
	Title:	Chief Financial Officer (Principal Financial Officer)